Form 10-K
period 2002-12-31
CSFB MORTGAGE BACKED PASS THROUGH CERTIFICATES SER 2002-AR25
filed 2003-04-01
CIK 1184315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for   the    period  from  August 1, 2002
         (Commencement of Operations) to December 31, 2002

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-77054-21

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Ave.
New York, New York                                             10010
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)325-2000


         CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
    CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2002-AR25
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2002-AR25
----------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2002, the number of holders of each Class of Offered Certificates was 11.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual  Servicers'  Statement of  Compliance,  filed as Exhibit 99.1 hereto.
   Annual Statement of Independent Accountants Report for the Servicers, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

      Current Reports on Form 8-K, dated October 25, 2002, November 25, 2002, and December 26, 2002, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2002-AR25
----------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CREDIT SUISSE FIRST BOSTON MORTGAGE
                                    SECURITIES CORP.



Date:  March 31, 2003               By:  /s/ Matt Ruppel
                                    -----------------------------
                                    Name:  Matt Ruppel
                                    Title: Vice President

                                CERTIFICATION

     Re:      Credit Suisse First Boston Mortgage Securities Corp.,
              CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-AR25

                  I, Matt Ruppel, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-AR25 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trust Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer and the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated August 1, 2002 (the "Pooling and Servicing Agreement"), among Credit Suisse First Boston Mortgage Securities Corp., as depositor (the "Depositor"), DLJ Mortgage Capital, Inc., as a seller (in such capacity, the "Seller"), Chase Manhattan Mortgage Corporation, as master servicer (in such capacity, the "Master Servicer"), Washington Mutual Mortgage Securities Corp., as a servicer (in such capacity, a "Servicer") and as a seller (in such capacity, a "Seller"), Ocwen Federal Bank FSB, as a servicer (in such capacity, a "Servicer"), Olympus Servicing, L.P., as a servicer (in such capacity, a "Servicer") and the special servicer (in such capacity, the "Special Servicer"), Bank One, National Association, as trustee (the "Trustee") and JPMorgan Chase Bank, as trust administrator (the "Trust Administrator").

Dated:  March 31, 2003


By:     /s/ Matt Ruppel
    -------------------------------------
Name:   Matt Ruppel
Title:  Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicers' Annual Statement of Compliance
 99.2       Servicers' Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicers' Annual Statement of Compliance
  To be supplied upon receipt by the Trust Administrator

                                      -8-





EXHIBIT 99.2 - Servicers' Annual Independent Accountant's Report
  To be supplied upon receipt by the Trust Administrator